Form 10QSB
period 1996-03-31
VIDEO SENTRY CORP
filed 1996-05-15
CIK 889927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the period ended:                 March 31, 1996

Commission file number:                  0-24820


                            VIDEO SENTRY CORPORATION
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                         41-1679157
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                   6365 CARLSON DRIVE, EDEN PRAIRIE, MN 55346
                    (Address of principal executive offices)

                                 (612) 934-9900
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes   __X__      No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 4,814,462 shares as of April 15, 1996.


                                                       Total number of pages: 12
                                                       Exhibit index on page: 11



                            VIDEO SENTRY CORPORATION

                                   FORM 10-QSB

                       FIRST QUARTER ENDED MARCH 31, 1996


                                      INDEX



PART I -- FINANCIAL INFORMATION                                            PAGE

          Item 1 -- Financial Statements                                     3

          Item 2 -- Management's Discussion and Analysis                     7
                    of Financial Condition and Results of Operations


PART II -- OTHER INFORMATION

          Item 5 -- Other Information                                        9

          Item 6 -- Exhibits and Reports on Form 8K                          9

          Signatures                                                        10




PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS
VIDEO SENTRY CORPORATION
                                                    March 31,     December 31,
                                                      1996           1995
                                                   -----------    -----------
ASSETS                                             (Unaudited)      (Note)
Current Assets:
  Cash and Cash Equivalents                        $    11,450    $   221,606
  Accounts Receivable                                2,399,283      2,595,939
  Inventory                                          2,633,054      2,552,706
  Prepaid Expenses                                     186,823        106,775
                                                   -----------    -----------
    Total Current Assets                             5,230,610      5,477,026

Property and Equipment:
  Office Furniture and Equipment                       553,399        553,399
  Production Equipment                                 103,091         97,441
                                                   -----------    -----------
                                                       656,490        650,840
  Less Accumulated Depreciation                       (212,520)      (164,360)
                                                   -----------    -----------
                                                       443,970        486,480
Other Assets:
  Patent and Organizational Costs (less
    amortization of $27,428 and $25,328)                14,582         16,682
  Software Development Costs                           675,073        635,223
                                                   -----------    -----------
                                                       689,655        651,905
                                                   -----------    -----------
    TOTAL ASSETS                                   $ 6,364,235    $ 6,615,411
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                 $ 2,240,861    $ 2,223,969
  Notes Payable                                        306,000              0
  Accrued Expenses                                     476,778        464,905
  Customer Deposits                                     10,000         28,013
                                                   -----------    -----------
    Total Current Liabilities                        3,033,639      2,716,887

Rent Abatement                                          20,894         22,028

Shareholders' Equity:
  Common Stock, $.01 par value, authorized-
   10,000,000 shares; issued and
   outstanding March 31, 1996-4,794,462 shares,
   December 31, 1995-4,727,184 shares                   47,945         47,272
  Additional Paid-In Capital                         7,754,835      7,577,361
  Accumulated Deficit                               (4,493,078)    (3,748,137)
                                                   -----------    -----------
    Total Shareholders' Equity                       3,309,702      3,876,496
                                                   -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 6,364,235    $ 6,615,411
                                                   ===========    ===========

Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.


STATEMENTS OF OPERATIONS (UNAUDITED)
VIDEO SENTRY CORPORATION



                                           Three Months Ended
                                                March 31
                                       --------------------------
                                          1996            1995
                                       -----------    -----------
Net Sales                              $ 1,077,459    $ 2,293,542
Cost of Sales                            1,200,955      1,735,930
                                       -----------    -----------

  Gross Profit                            (123,496)       557,612

Operating Expenses:
  Research, Development, Engineering       125,686        131,405
  Sales and Marketing                      206,259        104,043
  General and Administrative               287,572        272,897
                                       -----------    -----------
                                           619,516        508,345
                                       -----------    -----------
  Operating Income (Loss)                 (743,012)        49,266

Interest Income (Expense)                   (1,928)        48,214
                                       -----------    -----------
  Pre-Tax Income (Loss)                   (744,940)        97,480

Income Tax Expense                                            450
                                       -----------    -----------
  Net Income (Loss)                    ($  744,940)   $    97,030
                                       ===========    ===========

Net Income (Loss) Per Share            ($     0.16)   $      0.02
                                       ===========    ===========

Weighted Average Shares
  and Share Equivalents                  4,761,142      5,084,425
                                       ===========    ===========



STATEMENT OF CASH FLOW (UNAUDITED)
VIDEO SENTRY CORPORATION



                                                               Three Months Ended
                                                                    March 31
                                                           --------------------------
                                                              1996           1995
                                                           -----------    -----------
Operating Activities:
  Net Income (Loss)                                        ($  744,940)   $    97,030
  Non-Cash Expenses Included in Income:
    Depreciation and Amortization                               50,261         16,771
    Rent Abatement                                              (1,134)         6,426

  Changes in Operating Assets & Liabilities:
    (Increase) Decrease in Accounts Receivable                 196,656     (1,171,484)
    (Increase) Decrease in Inventories and Prepaids           (160,396)      (271,845)
    Increase (Decrease) in Accounts Payable and Accruals        28,764        466,996
    Increase (Decrease) in Customer Deposits                   (18,013)        24,167
                                                           -----------    -----------
      Net Cash Used in Operating Activities                   (648,802)      (831,939)

Investing Activities:
  Purchases of Property & Equipment                             (5,650)       (96,919)
  Purchases of Investments                                    (338,915)
  Purchased Software Development                               (39,851)      (124,743)
                                                           -----------    -----------
      Net Cash Used in Investing Activities                    (45,501)      (560,577)

Financing Activities:
  Net Borrowings from Notes Payable                            306,000
  Proceeds from Exercise of Stock Options                      178,147         94,325
                                                           -----------    -----------
      Net Cash Provided by Financing Activities                484,147         94,325
                                                           -----------    -----------

Net Increase (Decrease) in Cash and Equivalents               (210,156)    (1,298,191)

Cash & Equivalents at Beginning of Period                      221,606      2,902,536
                                                           -----------    -----------

Cash and Equivalents at End of Period                      $    11,450    $ 1,604,345
                                                           ===========    ===========



VIDEO SENTRY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995.


NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials and components on site.

NOTE 3 - SOFTWARE COSTS

The Company capitalizes software costs purchased from outside parties for its point-of-sale product. The Company will amortize software costs based on units sold or straight-line over three years, which ever is less. Amortization will begin when the software product is tested and complete.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(First Quarter Ended March 31, 1996)

RESULTS OF OPERATIONS

SALES. Sales for the first quarter ended March 31, 1996 were $1,077,000, a decrease of 53% compared to sales of $2,294,000 for the first quarter of 1995. The decrease in sales was due to unexpected delays in the ability of several existing customers to move forward during the first quarter. For the first quarter of 1996, approximately 85% of total sales were to two customers with multiple locations. The Company expects sales to these customers to be a smaller, but still significant, percentage of total sales in the remainder of 1996, as sales to other customers increase.

GROSS PROFIT. Gross profit for the first quarter of 1996 was ($123,000), compared to $558,000 for the first quarter of 1995. The decrease in gross profit for the first quarter of 1996 was due to the decrease in sales, higher manufacturing overhead and higher service costs as the Company increased its service organization to support the increased number of installed customer sites. While the gross profit and related gross profit margin were negative for the first quarter of 1996, the direct material margin was 39.2% compared to 33.9% for the first quarter of 1995, as the Company has been able to reduce direct material costs on its new SentryVision system. The decrease in the Company's gross profit margin for the first quarter of 1996 was due to the lower level of sales with which to leverage the fixed manufacturing overhead and service organization costs included in cost of sales. The decrease in the gross profit margin for the first quarter was also due to the Company's increased investment in customer support and training capabilities. The Company expects that the reduced material costs on its new SentryVision system and its installation process should provide an increase in the gross profit margin as sales increase.

OPERATING EXPENSES. Operating expenses for the first quarter of 1996 were $620,000, an increase of 22% compared to $508,000 for the first quarter of 1995, but a decrease of 20% from recurring operating expenses of $773,000 for the fourth quarter of 1995. Research, development and engineering expenses decreased slightly in the first quarter of 1996 since the Company completed development of its second generation system in 1995. Sales and marketing expenses increased 98% in the first quarter of 1996 as the Company has expanded its sales efforts to identify new customers and further penetrate existing markets and has hired additional sales personnel. General and administrative expenses increased 5% in the first quarter of 1996 due to the addition of administrative personnel and higher insurance costs. Operating expenses as a percentage of sales were 57% for the first quarter of 1996 compared to 22% for the first quarter of 1995 and 35% for all of 1995. The increase as a percentage of sales in the first quarter of 1996 was due to the lower level of sales and the increase in operating expenses compared to the first quarter of 1995. The Company expects that operating expenses will be smaller as a percentage of sales for 1996 compared to 1995 as the Company is able to leverage management resources and certain fixed costs.

INTEREST INCOME (EXPENSE). Net interest expense was $2,000 for the first quarter of 1996, compared to interest income of $ 48,000 for the first quarter of 1995. The Company earned interest income in 1995 from the investment of its cash balances.

NET INCOME (LOSS). Net loss for the first quarter of 1996 was $745,000, or $.16 per share, compared to net income of $97,000, or $.02 per share, for the first quarter of 1995. The net loss was the result of the significant decrease in sales and gross profit and the increase in operating expenses.

LIQUIDITY AND  CAPITAL RESOURCES

To date, the Company has financed its operations primarily through private and public sales of Common Stock for which the Company has received an aggregate of $7,600,000 in net proceeds. Working capital at March 31, 1996 was $2,197,000. In March 1996, the Company entered into a $2,500,000 working capital line of credit with a bank. The line of credit is secured by substantially all the assets of the Company and the personal guarantee of the Company's President. The line of credit accrues interest at a rate equal to 3% above the bank's reference rate and matures in March 1998.

During the first quarter of 1996, cash used in operations was primarily for increases in inventory and prepaid expenses and to fund the operating loss. The Company also invested $40,000 in purchased software costs for its point of sale system during the first quarter.

The Company believes that the working capital available at March 31,1996, combined with the proceeds from its working capital line of credit and expected results of operations in 1996, will be sufficient to fund current business operations and anticipated growth through at least 1996. The Company anticipates that its working capital needs will continue to increase due to the expected growth in the business and expects that it may need to raise additional capital through debt or equity financing to finance its expected growth beyond 1996. There is no assurance that such additional financing will be available when needed or on terms which are acceptable to the Company.

The Company has not been significantly impacted by inflation since its inception and did not have any material commitments for fixed assets as of March 31, 1996.



PART II.  OTHER INFORMATION


Item 1.          Legal Proceedings
                 N/A

Item 2.          Changes in Securities
                 N/A

Item 3.          Defaults Upon Senior Securities
                 N/A

Item 4.          Submission of Matters to a Vote of Security Holders
                 N/A

Item 5.          Other Information
                 N/A

Item 6.          Exhibits and Reports on Form 8-K

                 a.  Exhibits

                     See Exhibit Index on page following signatures

                 b.  Reports on Form 8-K

                     No reports on Form 8-K were filed during the three months ended March 31, 1996.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VIDEO SENTRY CORPORATION
                                             (Registrant)



       May 9,1996                            /s/ Andrew L. Benson
          Date                               Andrew L. Benson
                                             President and
                                             Chief Executive Officer


      May 9, 1996                            /s/ Ronald W. McClurg
          Date                               Ronald W. McClurg
                                             Chief Financial Officer and
                                             Secretary




                          EXHIBIT INDEX TO FORM 10-QSB




  Exhibit No.                  Description                          Page
- - ----------------      ------------------------------------      -------------

      11.1            Computation of Net Income (Loss) per share
      27              Financial Data Schedule