Form 10QSB
period 1996-06-30
VIDEO SENTRY CORP
filed 1996-08-16
CIK 889927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the period ended:                              June 30, 1996

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

 Yes __X__ No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 4,841,962 shares as of July 31, 1996.


                                            Total number of pages:  15
                                            Exhibit index on page:  12



                            VIDEO SENTRY CORPORATION

                                   FORM 10-QSB

                SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


                                      INDEX



PART I --  FINANCIAL INFORMATION                                          PAGE

            Item 1 -- Financial Statements                                  3

            Item 2 -- Management's Discussion and Analysis                  7
                        of Financial Condition and Results of Operations


PART II -- OTHER INFORMATION

            Item 1 -- Legal Proceedings                                     10

            Item 2 -- Changes in Securities                                 10

            Item 3 -- Defaults Upon Senior Securities                       10

            Item 4 -- Submission of Matters to a Vote of Security Holders   10

            Item 5 -- Other Information                                     10

            Item 6 -- Exhibits and Reports on Form 8K                       10

            Signatures                                                      11


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS
VIDEO SENTRY CORPORATION
                                                                 June 30,        December 31,
                                                                    1996            1995
ASSETS                                                         (Unaudited)         (Note)
Current Assets:
  Cash and Cash Equivalents                                    $   150,609       $   221,606
  Accounts Receivable                                            1,781,517         2,595,939
  Inventory                                                      2,603,836         2,552,706
  Prepaid Expenses                                                 112,922           106,775
                                                               -----------       -----------
    Total Current Assets                                         4,648,884         5,477,026

Property and Equipment:
  Office Furniture and Equipment                                   554,300           553,399
  Production Equipment                                             110,216            97,441
                                                               -----------       -----------
                                                                   664,516           650,840
  Less Accumulated Depreciation                                   (257,096)         (164,360)
                                                               -----------       -----------
                                                                   407,420           486,480
Other Assets:
  Patent and Organizational Costs (less
    amortization of $29,528 and $25,328)                            12,482            16,682
  Software Development Costs                                       711,401           635,223
                                                               -----------       -----------
                                                                   723,883           651,905
                                                               -----------       -----------
    TOTAL ASSETS                                               $ 5,780,187       $ 6,615,411
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                             $ 1,732,074       $ 2,223,969
  Notes Payable                                                  1,658,485              --
  Accrued Expenses                                                 305,251           464,905
  Customer Deposits                                                 10,000            28,013
                                                               -----------       -----------
    Total Current Liabilities                                    3,705,810         2,716,887

Rent Abatement                                                      18,775            22,028

Shareholders' Equity:
  Common Stock, $.01 par value, Authorized-10,000,000
   shares; Issued and Outstanding June 30, 1996-4,841,962
   shares, December 31, 1995-4,727,184 shares                       48,420            47,272
  Additional Paid-In Capital                                     7,862,934         7,577,361
  Accumulated Deficit                                           (5,855,752)       (3,748,137)
                                                               -----------       -----------
    Total Shareholders' Equity                                   2,055,602         3,876,496
                                                               -----------       -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 5,780,187       $ 6,615,411
                                                               ===========       ===========

Note: Balance Sheet at December 31, 1995 derived from audited financial statements at that date.


STATEMENTS OF OPERATIONS (UNAUDITED)
VIDEO SENTRY CORPORATION



                                               Three Months Ended                   Six Months Ended
                                                     June 30                             June 30
                                          -----------------------------       -----------------------------
                                              1996            1995                1996            1995
                                          -----------       -----------       -----------       -----------
Net Sales                                 $   317,673       $ 2,974,000       $ 1,395,132       $ 5,267,542
Cost of Sales                                 965,220         2,236,946         2,166,175         3,972,876
                                          -----------       -----------       -----------       -----------

  Gross Profit                               (647,547)          737,054          (771,043)        1,294,666

Operating Expenses:
  Research, Development, Engineering          118,396           141,416           244,081           272,821
  Sales and Marketing                         165,987           176,170           372,246           280,213
  General and Administrative                  398,896           327,741           686,468           600,638
                                          -----------       -----------       -----------       -----------
                                              683,279           645,327         1,302,795         1,153,672
                                          -----------       -----------       -----------       -----------
  Operating Income (Loss)                  (1,330,826)           91,727        (2,073,838)          140,994

Interest Income                                     0            33,148               104            81,361
Interest Expense                              (31,848)               --           (33,880)               --
                                          -----------       -----------       -----------       -----------
  Pre-Tax Income (Loss)                    (1,362,674)          124,875        (2,107,614)          222,355

               Income Tax Expense                  --                --                --               450
                                          -----------       -----------       -----------       -----------

  Net Income (Loss)                       $(1,362,674)      $   124,875       $(2,107,614)      $   221,905
                                          ===========       ===========       ===========       ===========

Net Income (Loss) Per Share               $     (0.28)      $      0.02       $     (0.44)      $      0.04
                                          ===========       ===========       ===========       ===========

Weighted Average Shares
  and Share Equivalents                     4,822,117         5,224,329         4,791,629         5,150,406
                                          ===========       ===========       ===========       ===========

See notes to condensed financial statements.


STATEMENTS OF CASH FLOWS (UNAUDITED)
VIDEO SENTRY CORPORATION

                                                                     Six Months Ended
                                                                          June 30
                                                              ------------------------------
                                                                  1996              1995
                                                              ------------      ------------
Operating Activities:
  Net Income (Loss)                                           $(2,107,614)      $   221,905
  Non-Cash Expenses Included in Income:
    Depreciation and Amortization                                  96,936            46,282
    Rent Abatement                                                 (3,253)            3,403

  Changes in Operating Assets & Liabilities:
    (Increase) Decrease in Accounts Receivable                    814,422        (1,962,722)
    (Increase) Decrease in Inventories and Prepaids               (57,277)         (507,049)
    Increase (Decrease) in Accounts Payable and Accruals         (651,549)          574,504
    Increase (Decrease) in Customer Deposits                      (18,013)          (97,497)
                                                              -----------       -----------
      Net Cash Used in Operating Activities                    (1,926,348)       (1,721,174)

Investing Activities:
  Purchases of Property & Equipment                               (13,676)         (231,127)
  Purchases of Investments                                           --          (1,317,032)
  Maturity of Investments                                            --             799,851
  Purchased Software Development                                  (76,179)         (534,708)
                                                              -----------       -----------
      Net Cash Used in Investing Activities                       (89,855)       (1,283,016)

Financing Activities:
  Net Borrowings from Notes Payable                             1,658,485              --
  Proceeds from Exercise of Stock Options                         286,721           182,733
                                                              -----------       -----------
      Net Cash Provided by Financing Activities                 1,945,206           182,733
                                                              -----------       -----------

Net Decrease in Cash and Cash Equivalents                         (70,997)       (2,821,457)

Cash & Cash Equivalents at Beginning of Period                    221,606         2,902,536
                                                              -----------       -----------

Cash and Cash Equivalents at End of Period                    $   150,609       $    81,079
                                                              ===========       ===========

See notes to condensed financial statements.


VIDEO SENTRY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials, components and assembled components on site.

NOTE 3 - SOFTWARE COSTS

The Company capitalizes software costs purchased from outside parties for its point-of-sale product. The Company will amortize software costs based on units sold or straight-line over three years, which ever is less. Amortization will begin when the software product is tested and complete and the Company begins selling the product.

NOTE 4 - WARRANTY COSTS

The Company's warranty policy generally provides for one year coverage on defective equipment. Warranty costs are recorded as period costs when incurred.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Second Quarter and Six Months Ended June 30, 1996)

RESULTS OF OPERATIONS

SALES. Sales for the second quarter ended June 30, 1996 were $318,000, a decrease of 89% compared to sales of $2,974,000 for the second quarter of 1995. For the six monthes ended June 30, 1996 sales were $1,395,000, a decrease of 73% compared to sales of $5,268,000 for the first half of 1995. The decrease in sales was due to unexpected delays in the ability of several existing customers to move forward during the first and second quarters and the difficulty that the Company has had in generating business with new customers due to significant turnover of its sales force. The Company is in the process of hiring and training new sales people. For the first half of 1996, approximately 85% of total sales were to two customers with multiple locations. The Company expects sales to these customers to be a smaller, but still significant, percentage of total sales in the remainder of 1996, as sales to other customers increase.

GROSS PROFIT. Gross profit for the second quarter of 1996 was ($648,000), compared to $737,000 for the second quarter of 1995. Gross profit for the first six months of 1996 was ($771,000), compared to $1,295,000 for the first half of 1995. The decrease in gross profit for the second quarter and first six months of 1996 was due to the decrease in sales and related installation activity, higher manufacturing overhead and higher service costs as the Company increased its service organization to support the increased number of installed customer sites. While the gross profit and related gross profit margin were negative for the second quarter and first half of 1996, the direct material margin for those periods was 34.7% and 38.2%, respectively, compared to 31.6% and 32.6% for the second quarter and first half of 1995, respectively, as the Company has been able to reduce direct material costs on its new SentryVision system. The decrease in the Company's gross profit margin for 1996 was due to the lower level of sales with which to leverage the fixed manufacturing, installation and service department costs included in cost of sales. The decrease in the gross profit margin was also due to the Company's increased investment in customer support and training capabilities. The Company expects that the reduced material costs on its new SentryVision system and its installation process should provide an increase in the gross profit margin as sales increase.

OPERATING EXPENSES. Operating expenses for the second quarter of 1996 were $683,000, an increase of 6% compared to $645,000 for the second quarter of 1995. For the first six months of 1996, operating expenses were $1,303,000, an increase of 13% over the first half of 1995. Research, development and engineering expenses decreased 16% in the second quarter and 11% in the first half of 1996, since the Company completed development of its second generation system in 1995. Sales and marketing expenses decreased 6% in the second quarter of 1996 due to turnover of the Company's sales force. In late 1995, the Company expanded its sales efforts to identify new customers and further penetrate existing markets and hired additional sales personnel, resulting in an increase of 33% in sales and marketing expenses for the first half of 1996 compared to the first half of 1995. General and administrative expenses increased 22% in the second quarter and 14% for the first half of 1996 due to the addition of management personnel and higher insurance and bad debt costs. Operating expenses as a percentage of sales were 215% for the second quarter and 93% for the first half of 1996, compared to 22% for both the second quarter and first half of 1995 and 35% for all of 1995. The increase as a percentage of sales in 1996 was due to the lower level of sales and the increase in operating expenses compared to 1995.

INTEREST INCOME (EXPENSE). Net interest expense was $32,000 for the second quarter and $34,000 for the first half of 1996, compared to interest income of $33,000 for the second quarter and $81,000 for the first half of 1995. The Company earned interest income in 1995 from the investment of its cash balances.

NET INCOME (LOSS). Net loss for the second quarter of 1996 was $1,363,000, or $.28 per share, compared to net income of $125,000, or $.02 per share, for the second quarter of 1995. Net loss for the first six months of 1996 was $2,108,000, or $.44 per share, compared to net income of $222,000, or $.04 per share, for the first half of 1995. The net losses were the result of the significant decrease in sales and gross profit and the increase in operating expenses for those periods.

LIQUIDITY AND  CAPITAL RESOURCES

To date, the Company has financed its operations primarily through private and public sales of Common Stock for which the Company has received an aggregate of $7,600,000 in net proceeds and borrowings under a line of credit and notes payable. Working capital at June 30, 1996 was $943,000.

In March 1996, the Company entered into a $2,500,000 working capital line of credit with a bank. The line of credit is secured by substantially all the assets of the Company and the personal guarantee of the Company's President. The line of credit accrues interest at a rate equal to 3% above the bank's reference rate and matures in March 1998. Borrowing availability under the line of credit is based on 80% of eligible accounts receivable and a maximum of $250,000 of inventory. At June 30, 1996, the loan balance under the line of credit was $1,027,000 and remaining availability was minimal. Eligible accounts receivable increase as customer installations are completed and final billings are made. In May 1996, the Company received $500,000 under a revolving promissory note from Robert D. Furst, Jr., one of the Company's directors, which bears interest at 10% and is secured by all of the assets of the Company. In July 1996, the Company received $250,000 under a revolving promissory note from an investor, which bears interest at 10% and is secured by all of the assets of the Company. Both revolving promissory notes are subordinated to the bank line of credit.

During the first six months of 1996, cash used in operations was primarily for payments to vendors and to fund the operating loss. The Company also invested $76,000 in purchased software costs for its point of sale system during the first half of 1996.

The Company anticipates that its working capital needs will continue to increase due to operating losses and the expected growth in the business and expects that it will need to raise additional capital through debt or equity financing. There is no assurance that such additional financing will be available when needed or on terms which are acceptable to the Company.

The Company has not been significantly impacted by inflation since its inception and did not have any material commitments for fixed assets as of June 30, 1996.



PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held on June 18, 1996. The following matters were submitted to a vote of the shareholders at the Annual Meeting.

                  Election of Directors. The following persons were elected to serve as directors for a term of one year: Andrew L. Benson, Robert D. Furst, Dennis R. Johnson and Jean R. Stiegemeier.

                  Approval of the 1995 Employee Stock Purchase Plan. (2,215,831 votes FOR, 34,700 votes AGAINST, and 245,471 votes ABSTAINED)

                  Ratification of Appointment of Ernst & Young LLP as independent auditors. (2,320,802 votes FOR, 4,700 votes AGAINST, and 170,500 votes ABSTAINED)

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits

                           See Exhibit Index on page following signatures

                  b.  Reports on Form 8-K

                           No reports on Form 8-K were filed during the three
                          months ended June 30, 1996.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VIDEO SENTRY CORPORATION
                                                     (Registrant)



     August 14,1996                             /s/ Andrew L. Benson
- -------------------------             ----------------------------------------
          Date                                    Andrew L. Benson
                                                    President and
                                               Chief Executive Officer


    August 14, 1996                             /s/ Ronald W. McClurg
- -------------------------             ----------------------------------------
          Date                                    Ronald W. McClurg
                                             Chief Financial Officer and
                                                      Secretary



                          EXHIBIT INDEX TO FORM 10-QSB



     Exhibit No.                                  Description                                   Page
- ----------------------      --------------------------------------------------------      ------------------

        10.1                Revolving Secured Promissory Note dated May 24, 1996                 13
                            between the Company and Robert D. Furst, Jr.

        10.2                Security Agreement dated May 24, 1996 between the                    14
                            Company and Robert D. Furst, Jr.

        11.1                Computation of Net Income (Loss) per share                           15