Form 10QSB
period 1996-09-30
VIDEO SENTRY CORP
filed 1996-11-14
CIK 889927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the period ended:                   September 30, 1996
                      ----------------------------------------------------------


Commission file number:                        0-24820
                        --------------------------------------------------------

                            VIDEO SENTRY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                      41-1679157
-----------------------------------          -----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


                   6365 CARLSON DRIVE, EDEN PRAIRIE, MN 55346
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (612) 934-9900
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes __X__  No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 4,841,962 shares as of October 31, 1996.

                                                      Total number of pages:  29
                                                      Exhibit index on page:  12



                            VIDEO SENTRY CORPORATION

                                   FORM 10-QSB

             THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                      INDEX
                                      -----

PART I--FINANCIAL INFORMATION                                               PAGE

                  Item 1 -- Financial Statements                             3

                  Item 2 -- Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                       7


PART II--OTHER INFORMATION

                  Item 1 -- Legal Proceedings                               10

                  Item 2 -- Changes in Securities                           10

                  Item 3 -- Defaults Upon Senior Securities                 10

                  Item 4 -- Submission of Matters to a Vote
                            of Security Holders                             10

                  Item 5 -- Other Information                               10

                  Item 6 -- Exhibits and Reports on Form 8K                 10

                  Signatures                                                11



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS
VIDEO SENTRY CORPORATION
                                                                    September 30,     December 31,
                                                                         1996             1995
                                                                    -------------     ------------
                                                                     (Unaudited)         (Note)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                         $    99,002       $   221,606
  Accounts Receivable                                                 1,540,468         2,595,939
  Inventory                                                           2,399,035         2,552,706
  Prepaid Expenses                                                      110,161           106,775
                                                                    -----------       -----------
    Total Current Assets                                              4,148,666         5,477,026

Property and Equipment:
  Office Furniture and Equipment                                        554,300           553,399
  Production Equipment                                                  116,261            97,441
                                                                    -----------       -----------
                                                                        670,561           650,840
  Less Accumulated Depreciation                                        (300,259)         (164,360)
                                                                    -----------       -----------
                                                                        370,302           486,480
Other Assets:
  Patent and Organizational Costs (less
    amortization of $30,552 and $25,328)                                 11,458            16,682
  Software Development Costs                                            720,790           635,223
                                                                    -----------       -----------
                                                                        732,248           651,905
                                                                    -----------       -----------
    TOTAL ASSETS                                                    $ 5,251,216       $ 6,615,411
                                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                  $ 1,659,538       $ 2,223,969
  Notes Payable                                                       2,110,180              --
  Accrued Expenses                                                      323,568           464,905
  Customer Deposits                                                      14,000            28,013
                                                                    -----------       -----------
    Total Current Liabilities                                         4,107,286         2,716,887

Rent Abatement                                                           16,163            22,028

Shareholders' Equity:
  Common Stock, $.01 par value, Authorized-10,000,000 shares;
   Issued and Outstanding September 30, 1996-4,841,962 shares,
   December 31, 1995-4,727,184 shares                                    48,420            47,272
  Additional Paid-In Capital                                          7,862,934         7,577,361
  Accumulated Deficit                                                (6,783,587)       (3,748,137)
                                                                    -----------       -----------
    Total Shareholders' Equity                                        1,127,767         3,876,496
                                                                    -----------       -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 5,251,216       $ 6,615,411
                                                                    ===========       ===========

Note: Balance Sheet at December 31, 1995 derived from audited financial statements at that date.


STATEMENTS OF OPERATIONS (UNAUDITED)
VIDEO SENTRY CORPORATION

                                             Three Months Ended               Nine Months Ended
                                                September 30                    September 30
                                            -------------------             -------------------
                                            1996           1995             1996           1995
                                            ----           ----             ----           ----

Net Sales                               $   605,250     $ 2,500,820     $ 2,000,382     $ 7,768,362
Cost of Sales                               919,533       1,926,397       3,085,708       5,899,273
                                        -----------     -----------     -----------     -----------

  Gross Profit                             (314,283)        574,423      (1,085,326)      1,869,089

Operating Expenses:
  Research, Development, Engineering         76,433         194,329         320,514         467,151
  Sales and Marketing                       171,291         266,397         543,537         546,610
  General and Administrative                316,450         337,085       1,002,918         937,723
                                        -----------     -----------     -----------     -----------
                                            564,174         797,811       1,866,969       1,951,484
                                        -----------     -----------     -----------     -----------
  Operating Income (Loss)                  (878,457)       (223,388)     (2,952,295)        (82,395)

Interest Income                                   0          15,605             104          96,967
Interest Expense                            (49,379)         (1,756)        (83,259)         (1,756)
                                        -----------     -----------     -----------     -----------
  Pre-Tax Income (Loss)                    (927,836)       (209,539)     (3,035,450)         12,816

               Income Tax Expense                                                               450
                                        -----------     -----------     -----------     -----------

  Net Income (Loss)                     ($  927,836)    ($  209,539)    ($3,035,450)    $    12,366
                                        ===========     ===========     ===========     ===========

Net Income (Loss) Per Share             ($     0.19)    ($     0.04)    ($     0.63)    $      0.00
                                        ===========     ===========     ===========     ===========

Weighted Average Shares
  and Share Equivalents                   4,841,962       4,715,026       4,808,529       5,207,965
                                        ===========     ===========     ===========     ===========

See notes to condensed financial statements.


STATEMENTS OF CASH FLOWS (UNAUDITED)
VIDEO SENTRY CORPORATION

                                                                   Nine Months Ended
                                                                     September 30
                                                                 ---------------------
                                                                 1996             1995
                                                                 ----             ----
Operating Activities:
  Net Income (Loss)                                         ($3,035,450)    $    12,365
  Non-Cash Expenses Included in Income:
    Depreciation and Amortization                               141,124          81,569
    Rent Abatement                                               (5,865)          2,269

  Changes in Operating Assets & Liabilities:
    (Increase) Decrease in Accounts Receivable                1,055,470      (1,662,610)
    (Increase) Decrease in Inventories and Prepaids             150,286      (1,276,290)
    Increase (Decrease) in Accounts Payable and Accruals       (705,769)      1,089,828
    Increase (Decrease) in Customer Deposits                    (14,013)        (92,997)
                                                            -----------     -----------
      Net Cash Used in Operating Activities                  (2,414,217)     (1,845,866)

Investing Activities:
  Purchases of Property & Equipment                             (19,721)       (345,820)
  Purchases of Investments                                         --        (1,317,032)
  Maturity of Investments                                          --         2,116,883
  Purchased Software Development                                (85,567)       (590,520)
                                                            -----------     -----------
      Net Cash Used in Investing Activities                    (105,288)       (136,489)

Financing Activities:
  Net Borrowings from Notes Payable                           2,110,180            --
  Proceeds from Exercise of Stock Options                       286,721         208,695
                                                            -----------     -----------
      Net Cash Provided by Financing Activities               2,396,901         208,695
                                                            -----------     -----------

Net Decrease in Cash and Cash Equivalents                      (122,604)     (1,773,660)

Cash & Cash Equivalents at Beginning of Period                  221,606       2,902,536
                                                            -----------     -----------

Cash and Cash Equivalents at End of Period                  $    99,002     $ 1,128,876
                                                            ===========     ===========

See notes to condensed financial statements.


VIDEO SENTRY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Third Quarter and Nine Months Ended September 30, 1996)

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as other written materials or oral statements that the company may make or publish from time to time, contain forward-looking statements relating to such matters as plans for future expansion, other business development activities, anticipated financial performance, business prospects, and similar matters. Such forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, dependence on significant customers, the need to attract and retain additional sales personnel and the need for additional capital, as well as the risks and uncertainties described herein.

RESULTS OF OPERATIONS

SALES. Sales for the third quarter ended September 30, 1996 were $605,000, a decrease of 76% compared to sales of $2,501,000 for the third quarter of 1995. For the nine months ended September 30, 1996 sales were $2,000,000, a decrease of 74% compared to sales of $7,768,000 for the first nine months of 1995. The decrease in sales was due to delays in the ability of several new and existing customers to move forward with purchasing decisions, in part as a result of the initial quality issues with respect to vendor-supplied components for the Century Vision system, which was introduced in 1995. Although the quality issues have been corrected and new vendors selected, these issues have affected 1996 sales. The decrease in sales was also due to significant turnover of the Company's sales force. The Company has hired and is training new sales people. For the first nine months of 1996, approximately 84% of total sales were to two customers with multiple locations. One of these customers accounted for approximately 69% of total sales. The Company expects sales to this customer to be a significant percentage of total sales during the remainder of 1996.

GROSS PROFIT. Gross profit for the third quarter of 1996 was ($314,000), compared to $574,000 for the third quarter of 1995. Gross profit for the first nine months of 1996 was ($1,085,000), compared to $1,869,000 for the first nine months of 1995. The decrease in gross profit for the third quarter and first nine months of 1996 was due to the significant decrease in sales and related installation activity, higher unabsorbed manufacturing overhead and higher warranty and service costs as the Company increased its service organization to support the increased number of installed customer sites. The decrease in the Company's gross profit margin for 1996 was due to the lower level of sales with which to leverage the fixed manufacturing, installation and service department costs included in cost of sales. The decrease in the gross profit margin was also due to the Company's increased investment in customer support and training capabilities. The Company expects that the reduced material costs of its new SentryVision system should provide an increase in the gross profit margin when sales increase.

OPERATING EXPENSES. Operating expenses for the third quarter of 1996 were $564,000, a decrease of 29% compared to $798,000 for the third quarter of 1995. For the first nine months of 1996, operating expenses were $1,867,000, a decrease of 4% over the first nine months of 1995. Research, development and engineering expenses decreased 61% in the third quarter and 31% in the first nine months of 1996, since the Company completed development of its second generation system in 1995. Sales and marketing expenses decreased 36% in the third quarter of 1996 due to a reduction of the Company's sales force. General and administrative expenses decreased 6% in the third quarter due to cost reduction efforts, but increased 7% for the first nine months of 1996 due to the addition of management personnel and higher insurance and bad debt costs compared to the first nine months of 1995. Operating expenses as a percentage of sales were 93% for both the third quarter and the first nine months of 1996, compared to 32% for the third quarter and 25% for the first nine of 1995. The increase in operating expenses as a percentage of sales in 1996 was due to the lower level of sales compared to 1995.

INTEREST EXPENSE. Net interest expense was $49,000 for the third quarter and $83,000 for the first nine months of 1996, compared to net interest income of $14,000 for the second quarter and $95,000 for the first nine months of 1995. The Company earned interest income in 1995 from the investment of its cash balances.

NET LOSS. Net loss for the third quarter of 1996 was $928,000, or $.19 per share, compared to a net loss of $210,000, or $.04 per share, for the third quarter of 1995. Net loss for the first nine months of 1996 was $3,035,000, or $.63 per share, compared to net income of $12,000, or $.00 per share, for the first nine months of 1995. The net losses in 1996 were the result of the significant decrease in sales and gross profit for those periods.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through private and public sales of Common Stock for which the Company has received an aggregate of $7,600,000 in net proceeds, and borrowings under a line of credit and notes payable. Working capital at September 30, 1996 was $41,000.

In March 1996, the Company entered into a $2,500,000 working capital line of credit with a bank. The line of credit is secured by substantially all the assets of the Company and the personal guarantee of the Company's President. The line of credit accrues interest at a rate equal to 3% above the bank's reference rate and matures in March 1998. Borrowing availability under the line of credit is based on 80% of eligible accounts receivable and a maximum of $250,000 of inventory. At September 30, 1996, the loan balance under the line of credit was $1,106,000 and remaining availability was minimal. Eligible accounts receivable increase as customer installations are completed and final billings are made.

In May 1996, the Company received $500,000 under a promissory note from Robert
D. Furst, Jr., one of the Company's directors, with interest at 10% and secured by all of the assets of the Company. In July 1996, the Company received $250,000 under a promissory note from an investor, with interest at 10% and secured by all of the assets of the Company. In September 1996, the Company received $1,000,000 under a promissory note from another investor, which bears interest at 10% and is secured by all of the assets of the Company. This promissory note is subordinated to the bank line of credit. Both of the previous promissory notes were repaid in full in September 1996. In October 1996, the Company received $125,000 from Robert D. Furst, Jr. under a promissory note which allows the Company to borrow up to $500,000, with interest at 10% and matures in January 1997. This promissory note is secured by all of the assets of the Company and is subordinated to the bank line of credit.

During the first nine months of 1996, cash used in operations was primarily for payments to vendors and to fund the operating loss. The Company also invested $86,000 in purchased software costs for its point of sale system during the first nine months of 1996.

The Company anticipates that its working capital needs will continue to increase due to operating losses and the expected growth in the business and expects that it will need to raise additional capital through debt or equity financing. There is no assurance that such additional financing will be available when needed or on terms which are acceptable to the Company. In October 1996, Video Sentry Corp. and Knogo North America, Inc. agreed to merge into a new publicly traded entity to be called Sentry Technology Corp. The Company believes that its anticipated capital needs will be satisfied by the completion of the merger, which is subject to shareholder approval.

The Company has not been significantly impacted by inflation since its inception and did not have any material commitments for fixed assets as of September 30, 1996.


PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits

                           See Exhibit Index on page following signatures

                  b.  Reports on Form 8-K

                           No reports on Form 8-K were filed during the three months ended September 30, 1996.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VIDEO SENTRY CORPORATION
                                           -------------------------------
                                                     (Registrant)



     November 13, 1996                        /s/ Robert D. Furst, Jr.
----------------------------               -------------------------------
           Date                                  Robert D. Furst, Jr.
                                                    Chairman and
                                               Chief Executive Officer


     November 13, 1996                          /s/ Ronald W. McClurg
----------------------------               -------------------------------
           Date                                   Ronald W. McClurg
                                             Chief Financial Officer and
                                                      Secretary



                          EXHIBIT INDEX TO FORM 10-QSB


Exhibit No.                           Description                      Page
-----------      ----------------------------------------------        ----

   10.1          Promissory Note dated September 23,
                 1996 between the Company and Kieth M. Rudman           13

   10.2          Security Agreement dated September 23, 1996
                 between the Company and Kieth M. Rudman                15

   10.3          Promissory Note dated October 31, 1996
                 between the Company and Robert D. Furst, Jr.           21

   10.4          Security Agreement dated September 23, 1996
                 betwwen the Company and Robert D. Furst, Jr.           23

   11.1          Computation of Net Income (Loss) per share             29

   27            Financial Data Schedule